Form 10-Q
period 2021-03-31
Spartan Acquisition Corp. III
filed 2021-06-03
CIK 1838527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Spartan Acquisition Corp. III
(Exact name of registrant as specified in its charter)
Delaware	001-40022	86-1182458
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

9 West 57th Street, 43rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 515-3200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 2, 2021 55,200,000 shares of Class A common stock, par value $0.0001 per share, and 13,800,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SPARTAN ACQUISITION CORP. III

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
Assets:	(unaudited)
Current assets:
Cash	$1,096,477	$-
Prepaid expenses	1,502,269	-
Total current assets	2,598,746	-
Investments held in Trust Account	552,015,641	-
Deferred offering costs	-	93,774
Total Assets	$554,614,387	$93,774

Liabilities and Stockholders' Equity:
Current liabilities:
Accrued expenses	$1,175,752	$70,374
Franchise tax payable	48,719	450
Total current liabilities	1,224,471	70,824
Derivative warrant liabilities	35,132,880	-
Deferred underwriting commissions in connection with the initial public offering	19,320,000	-
Total liabilities	55,677,351	70,824

Commitments and Contingencies (Note 5)

Class A common stock; 250,000,000 shares authorized; 49,393,703 and 0 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	493,937,030	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 5,806,297 and 0 issued and outstanding (excluding 49,393,703 and 0 shares subject to possible redemption)	581	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 13,800,000 shares issued and outstanding(1)(2)	1,380	1,380
Additional paid-in capital	9,430,590	23,620
Accumulated deficit	(4,432,545)	(2,050)
Total stockholders' equity	5,000,006	22,950
Total Liabilities and Stockholders' Equity	$554,614,387	$93,774

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

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$850,231
General and administrative expenses - related party	16,429
Franchise tax expenses	48,269
Loss from operations	(914,929)
Transaction costs - derivative warrant liabilities	(1,068,440)
Change in fair value of derivative warrant liabilities	(2,462,880)
Interest earned on bank account	113
Interest income from investments held in Trust account	15,641
Net loss	$(4,430,495)

Weighted average shares outstanding of Class A redeemable common stock	55,200,000
Basic and diluted net income per share, Class A redeemable common stock	$-
Basic and diluted weighted average shares outstanding of non-redeemable Class B common stock(1)	12,980,000
Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.34)

 (1) In February 2021, the Company effected a stock dividend of 2,300,000 shares of Class B common stock, which resulted in an aggregate of 13,800,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the stock dividend (see Note 4).

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020(1)(2)	-	$-	13,800,000	$1,380	$23,620	$(2,050)	$22,950
Sale of units in initial public offering, less fair value of public warrants	55,200,000	5,520	-	-	533,364,480	-	533,370,000
Offering costs	-	-	-	-	(30,025,419)	-	(30,025,419)
Common stock subject to possible redemption	(49,393,703)	(4,939)	-	-	(493,932,091)	-	(493,937,030)
Net loss	-	-	-	-	-	(4,430,495)	(4,430,495)
Balance - March 31, 2021 (unaudited)	5,806,297	$581	13,800,000	$1,380	$9,430,590	$(4,432,545)	$5,000,006

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

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(4,430,495)
Adjustments to reconcile net loss to net cash used in operating activities:
General and adminsitrative expenses paid by related party under note payable	26,801
Change in fair value of derivative warrant liabilities	2,462,880
Transaction costs - derivative warrant liabilities	1,068,440
Interest income from investments held in Trust Account	(15,641)
Changes in operating assets and liabilities:
Prepaid expenses	(1,502,269)
Accrued expenses	694,151
Franchise tax payable	48,269
Net cash used in operating activities	(1,647,864)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(552,000,000)
Net cash used in investing activities	(552,000,000)

Cash Flows from Financing Activities:
Repayment of note payble to related party	(181,624)
Proceeds received from initial public offering, gross	552,000,000
Proceeds received from private placement	14,040,000
Offering costs paid	(11,114,035)
Net cash provided in financing activities	554,744,341

Net change in cash	1,096,477

Cash - beginning of the period	-
Cash - end of the period	$1,096,477

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$411,227
Offering costs funded with note payable	$154,823
Deferred underwriting commissions in connection with the initial public offering	$19,320,000
Initial value of Class A common stock subject to possible redemption	$497,276,570
Change in value of Class A common stock subject to possible redemption	$(3,339,540)

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Description of Organization and Business Operations

Spartan Acquisition Corp. III (the “Company”) was incorporated in Delaware on December 23, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 1, 2021 to March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the net proceeds of its Initial Public Offering and Private Placement (described below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,360,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $14.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $552.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or February 11, 2023 (or 27 months from the closing of the Initial Public Offering, or May 11, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

intent, agreement in principle or definitive agreement for an Initial Business Combination within 24 months from the closing of the Initial Public Offering). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “public stockholders”) of the Public Shares.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem his, her or its Public Shares for an amount in cash equal to his, her or its pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such Public Shares are recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholder’s rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement, in connection with the Initial Public Offering, with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.1 million in cash and working capital of approximately $1.4 million.

The Company’s liquidity needs to date have been satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $182,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 17, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an Initial Business Combination.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K, the final prospectus and the Annual Report on Form 10-K, each filed by the Company with the U.S. Securities and Exchange Commission the (“SEC”) on February 17, 2021, February 8, 2021 and March 30, 2021, respectively.

Revision of Previously Issued Financial Statements

On April 12, 2021, the staff of the U.S. Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in February 2021, the

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Company’s warrants (the “Warrants”) were accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s audit committee, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement. The Warrants were reflected as a component of equity in the post-Initial Public Offering Balance Sheet as opposed to liabilities on the balance sheets, based on the Company’s application of FASB ASC Topic 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to such warrant agreement. The Company reassessed its accounting for the Warrants issued on February 11, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations for each reporting period.

The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $32.7 million increase to derivative liabilities and offsetting decrease to Class A common stock subject to possible redemption to the February 11, 2021 balance sheet.  In addition, there was a $1.1 million increase to additional paid-in capital and offsetting decrease to accumulated deficit to the February 11, 2021 balance sheet. There was no impact to the Company’s financial position or shareholders’ equity.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in the financial statements is the determination of the fair value of the warrant liabilities.

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, there were no cash equivalents held outside of the trust account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet.

 Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●

 Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

 Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

operating expenses in the statement of operations.  Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 13,800,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 9,360,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants have been estimated using a Black-Scholes option pricing model.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 49,393,703 and 0 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s audited condensed balance sheets, respectively.

Income Taxes

The Company’s taxable income primarily consists of interest income from investments in the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $189,000 and has recognized a full valuation allowance the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

Net loss per common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,160,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations include a presentation of loss per common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share for the three months ended March 31, 2021, basic and diluted for Class A common stock, was calculated by dividing the interest income earned on investments held in the Trust Account of approximately $16,000, net of applicable taxes available to be withdrawn from the Trust Account of approximately $16,000, by the weighted average number of 55,200,000 Class A common stock outstanding for the period. Net loss per share basic and diluted for Class B common stock, was calculated by dividing the net loss (approximately $4.4 million less income attributable to Class A common stock in the amount of approximately $0, resulting in a loss of approximately $4.4 million), by the weighted average number of 12,980,000 Class B common stock outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On February 11, 2021, the Company consummated its Initial Public Offering of 55,200,000 Units, including 7,200,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $552.0 million, and incurring offering costs of approximately $31.1 million, of which approximately $19.3 million was for deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-fourth of one Public Warrant.

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Related Party Loans

On December 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. As of March 31, 2021, the Company borrowed approximately $182,000 under the Note. On February 17, 2021, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of March 31, 2021, the Company paid approximately $16,000 in administrative fees.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any Warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration rights agreement signed in connection with the consummation Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The registration rights agreement will not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 7,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.  The underwriters exercised the over-allotment option in full on February 11, 2021.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 6 - Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 5,806,297 shares of Class A common stock issued or outstanding, excluding 49,393,703 shares subject to possible redemption. As of December 31, 2020, there were no Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 13,800,000 shares of Class B common stock issued and outstanding, which such amount having been retroactively restated to reflect the stock dividend in February 2021 as discussed in Note 4. Of the 13,800,000 shares of Class B common stock outstanding, 1,800,000 shares of Class B common stock are subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the Founder Shares will collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.  The underwriters exercised the over-allotment option in full on February 11, 2021; thus, these 1,800,000 shares of Class B common stock are no longer subject to forfeiture.

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

Note 7 – Derivative Warrant Liabilities

As of March 31, 2021, there were 13,800,000 and 9,360,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

•

at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined in part by the redemption date and the “fair market value” of the Class A common stock except as otherwise described below;

•	upon a minimum of 30 days’ prior written notice to each warrant holder; and
•

if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders.

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

No fractional shares of Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of shares of Class A common stock to be issued to the holder.

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observables Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$552,015,641	$-	$-
Liabilities:
Derivative public warrant liabilities		$-	$20,175,600
Derivative private warrant liabilities		$-	$14,957,280
Total Fair Value	$552,015,641	$-	$35,132,880

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 assets include direct investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

SPARTAN ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

The fair value of the Public Warrants and the Private Placement Warrants have been estimated using a Black-Scholes option pricing model. The estimated fair value of the Public Warrants and of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of February 11, 2021	As of March 31, 2021
Volatility	30.0%	27.5%
Stock Price	$9.55	$9.60
Expected life of the options to convert	5%	5%
Risk-free rate	0.65%	1.16%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities beginning of the period	$-
Issuance of Public and Private Warrants	32,670,000
Change in fair value of derivative warrant liabilities	2,462,880
Derivative warrant liabilities at March 31, 2021	$35,132,880

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Spartan Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report on Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on December 23, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is Spartan Acquisition Sponsor III LLC (“Sponsor”).

The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on February 8, 2021. On February 11, 2021, we consummated the Initial Public Offering of 55,200,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 7,200,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $552.0 million, and incurring offering costs of approximately $31.1 million, of which approximately $19.3 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,360,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $14.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $552.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by us. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

If we are unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or February 11, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor and our officers and directors will enter into a letter agreement, signed upon the effective date of the Initial Public Offering, with us, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if we fail to complete the Initial Business Combination within the Combination Period. However, if our Sponsor or any of our directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the Initial Business Combination within the prescribed time period.

Results of Operations

Our entire activity from January 1, 2021 through March 31, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a loss of approximately $4.4 million, which consisted of approximately $2.5 million change in fair value of derivative warrant liabilities, approximately $1.1 million of transaction costs – derivative warrant liabilities, approximately $867,000 of general and administrative expenses and approximately $48,000 of franchise tax expense, and offset by approximately $16,000 of interest income from investments held in Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.1 million in cash and working capital of approximately $1.4 million.

Our liquidity needs to date have been satisfied through a cash payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of Founder Shares, and loan proceeds from our Sponsor of approximately $182,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on February 17, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, we will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as noncurrent liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 13,800,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 9,360,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants and the Private Placement Warrants have been estimated using a Black-Scholes option pricing model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 . Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, a total of 49,393,703 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets.

Net Loss Per Share of Common Stock

Net loss per common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,160,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our unaudited condensed statements of operations include a presentation of loss per common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share for the three months ended March 31, 2021, basic and diluted for Class A common stock, was calculated by dividing the interest income earned on investments held in the Trust Account of approximately $16,000, net of applicable taxes available to be withdrawn from the Trust Account of approximately $16,000, by the weighted average number of 55,200,000 Class A common stock outstanding for the period. Net loss per share basic and diluted for Class B common stock, was calculated by dividing the net loss (approximately $4.4 million less income attributable to Class A common stock in the amount of approximately $0, resulting in a loss of approximately $4.4 million), by the weighted average number of 12,980,000 Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters which resulted in the revision of our audited balance sheet as of February 11, 2021, as discussed in more detail below and in Note 2 of the accompanying condensed financial statements. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the errors identified in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021 (the “2020 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A. “Risk Factors” in the 2020 Annual Report, except as described below.

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”), which focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value for each period reported in earnings (see Note 8).

As a result, included on our balance sheet as of March 31, 2021 are derivative liabilities related to the embedded features contained within our Warrants. ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity” provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In December 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.002 per share. In February 2021, our Sponsor forfeited 100,000 Founder Shares back to the Company and the Company issued an aggregate of 100,000 Founder Shares for $0.002 per share, in an amount totaling 50,000 to each of our independent directors. Additionally, in February 2021, the Company effected a dividend on 2,300,000 Founder Shares, resulting in an aggregate of 13,800,000 shares of Class B common stock outstanding. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of our Initial Public Offering, our Sponsor purchased from the Company an aggregate of 9,360,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant (for a purchase price of approximately $14,040,000). Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On February 11, 2021, we consummated the Initial Public Offering of 55,200,000 units, including 7,200,000 Units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $552,000,000.

On February 11, 2021, simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 9,360,000 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to us of approximately $14,040,000.

Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Cowen and Company, LLC acted as book-running managers and representatives of the several underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-252162 and 333-252866) (the “Registration Statement”). The SEC declared the Registration Statement effective on February 8, 2021.

From December 23, 2020 (date of inception) through February 11, 2021 (the closing of our Initial Public Offering), we incurred approximately $31.1 for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. Prior to the closing of the Initial Public Offering, an affiliate of the Sponsor advanced us $19,320,000 to be used for a portion of the expenses of the Initial Public Offering. A total of $182,000 was repaid upon completion of the Initial Public Offering out of the $2,000,000 Initial Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on February 10, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $ 9,320,000, which amount will be payable upon consummation of our Initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were $552,000,000, of which $552,000,000 (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
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

10.6

Promissory Note, dated December 23, 2020, issued to Spartan Acquisition Sponsor III LLC by Spartan Acquisition Corp. III (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252162) filed with the SEC on January 15, 2021).

10.7

Securities Subscription Agreement, dated December 23, 2020, by and between Spartan Acquisition Corp. III and Spartan Acquisition Sponsor III LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252162) filed with the SEC on January 15, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252162) filed with the SEC on January 15, 2021).

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ACQUISITION CORP. III

Date: June 3, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)