Form 10-Q
period 2021-06-30
Spartan Acquisition Corp. III
filed 2021-08-03
CIK 1838527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, 55,200,000 shares of Class A common stock, par value $0.0001 per share, and 13,800,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

ii

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

SPARTAN ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$679,775	$-
Prepaid expenses	1,290,784	-
Total current assets	1,970,559	-
Investments held in Trust Account	552,035,937	-
Deferred offering costs	-	93,774
Total Assets	$554,006,496	$93,774

Liabilities and Stockholders' Equity:
Current liabilities:
Accrued expenses	$4,783,762	$70,374
Accounts payable	16,944	-
Franchise tax payable	98,034	450
Total current liabilities	4,898,740	70,824
Derivative warrant liabilities	30,555,600	-
Deferred underwriting commissions	19,320,000	-
Total liabilities	54,774,340	70,824

Commitments and Contingencies (Note 5)

Class A common stock; 250,000,000 shares authorized; 49,423,215 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	494,232,150	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 5,776,785 and -0- issued and outstanding (excluding 49,423,215 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	578	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 13,800,000 shares issued and outstanding(1)	1,380	1,380
Additional paid-in capital	9,135,473	23,620
Accumulated deficit	(4,137,425)	(2,050)
Total stockholders' equity	5,000,006	22,950
Total Liabilities and Stockholders' Equity	$554,006,496	$93,774

_____________
(1)

The accompanying notes are an integral part of these financial statements.

In February 2021, the Company effected a dividend of 2,300,000 shares of Class B common stock, which resulted in an aggregate of 13,800,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
General and administrative expenses	$4,223,215	$5,073,446
General and administrative expenses - related party	30,000	46,429
Franchise tax expenses	49,315	97,584
Loss from operations	(4,302,530)	(5,217,459)
Other income (expense)
Offering costs - derivative warrant liabilities	-	(1,068,440)
Change in fair value of derivative warrant liabilities	4,577,280	2,114,400
Interest earned on bank account	74	187
Interest income from investments held in Trust Account	20,296	35,937
Income before income tax	295,120	(4,135,375)
Income tax expense	-	-
Net income (loss)	$295,120	$(4,135,375)

Weighted average shares outstanding of Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A common stock	$-	$-
Basic and diluted weighted average shares outstanding of Class B common stock (1)	13,800,000	13,392,265
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.31)

 (1)

The accompanying notes are an integral part of these financial statements.

In February 2021, the Company effected a dividend of 2,300,000 shares of Class B common stock, which resulted in an aggregate of 13,800,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	13,800,000	$1,380	$23,620	$(2,050)	$22,950
Sale of units in initial public offering, less fair value of derivative warrant liabilities	55,200,000	5,520	-	-	533,364,480	-	533,370,000
Offering costs	-	-	-	-	(30,025,419)	-	(30,025,419)
Class A common stock subject to possible redemption	(49,393,703)	(4,939)	-	-	(493,932,091)	-	(493,937,030)
Net loss	-	-	-	-	-	(4,430,495)	(4,430,495)
Balance - March 31, 2021 (unaudited)	5,806,297	581	13,800,000	1,380	9,430,590	(4,432,545)	5,000,006
Class A common stock subject to possible redemption	(29,512)	(3)	-	-	(295,117)	-	(295,120)
Net income	-	-	-	-	-	295,120	295,120
Balance - June 30, 2021 (unaudited)	5,776,785	$578	13,800,000	$1,380	$9,135,473	$(4,137,425)	$5,000,006

_____________
(1) In February 2021, the Company effected a dividend of 2,300,000 shares of Class B common stock, which resulted in an aggregate of 13,800,000 shares of Class B common stock outstanding. All share and associated amounts have been retroactively restated to reflect the share dividend (see Note 4).

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,135,375)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	26,801
Change in fair value of derivative warrant liabilities	(2,114,400)
Offering costs - derivative warrant liabilities	1,068,440
Interest income from investments held in Trust Account	(35,937)
Changes in operating assets and liabilities:
Prepaid expenses	(1,290,784)
Accounts payable	16,944
Accrued expenses	4,302,161
Franchise tax payable	97,584
Net cash used in operating activities	(2,064,566)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(552,000,000)
Net cash used in investing activities	(552,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(181,624)
Proceeds received from initial public offering, gross	552,000,000
Proceeds received from private placement	14,040,000
Offering costs paid	(11,114,035)
Net cash provided in financing activities	554,744,341

Net change in cash	679,775

Cash - beginning of the period	-
Cash - end of the period	$679,775

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$411,227
Offering costs funded with note payable	$154,823
Deferred underwriting commissions in connection with the initial public offering	$19,320,000
Initial value of Class A common stock subject to possible redemption	$497,276,570
Change in value of Class A common stock subject to possible redemption	$3,044,420

The accompanying notes are an integral part of these financial statements.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the net proceeds of its Initial Public Offering and Private Placement (described below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $552.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement, in connection with the Initial Public Offering, with the Company,

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination.

Liquidity and Going Concern

As of June 30, 2021, the Company had approximately $0.7 million in cash and working capital deficit of approximately $2.8 million.

The Company’s liquidity needs prior to the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $182,000 under the Note (as defined in Note 4). The Company repaid the Note in full on February 17, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required cease all operations except for the purpose of winding up if it has not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K, for the period ended December 31, 2020, filed by the Company with the U.S. Securities and Exchange Commission the (“SEC”) on March 30, 2021.

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period.  Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000 and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

 Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Public Warrants and the Private Placement Warrants  are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants was estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 49,423,215  shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet. There were no shares of Class A common stock issued and outstanding at December 31, 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $1.1 million and $431, respectively, with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the periods and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$20,316	$35,957
Less: Company's portion available to be withdrawn to pay taxes	(20,316)	(35,957)
Net income attributable to Class A common stock	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	55,200,000	55,200,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$295,120	$(4,135,375)
Less: Net income allocable to Class A common stock	-	-
Net income (loss) attributable to Class B common stock	$295,120	$(4,135,375)
Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	13,800,000	13,392,265
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.31)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 – Initial Public Offering

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

Note 4 – Related Party Transactions

Founder Shares

On December 23, 2020, 11,500,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of offering costs on behalf of the Company, or approximately $0.002 per share. In February 2021, the Sponsor forfeited 100,000 Founder Shares back to the Company and the Company issued an aggregate of 100,000 Founder Shares, in an amount totaling 50,000, to each of the Company’s independent directors. In February 2021, the Company effected a dividend of 2,300,000 of the Company’s Founder Shares, which resulted in an aggregate of 13,800,000 Founder Shares outstanding. Up to 1,800,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.  The underwriters exercised the over-allotment option in full on February 11, 2021; thus, these 1,800,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On December 23, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). This Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. The Company had borrowed approximately $182,000 under the Note. On February 17, 2021, the Company repaid the Note in full.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and approximately $46,000 under the administrative services agreement, respectively. As of June 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

Note 5 – Commitments and Contingencies

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 5,776,785 shares of Class A common stock issued or outstanding, excluding 49,423,215 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 13,800,000 shares of Class B common stock issued and outstanding, which such amount having been retroactively restated to reflect the stock dividend in February 2021 as discussed in Note 4.

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

Note 7 – Derivative Warrant Liabilities

As of June 30, 2021, there were 13,800,000 and 9,360,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise  its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$552,035,937	$-	$-
Liabilities:
Derivative public warrant liabilities	$16,422,000	$-	$-
Derivative private warrant liabilities	$-	$-	$14,133,600
Total Fair Value	$568,457,937	$-	$14,133,600

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and the Private Placement Warrants have been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public Warrants, prior to the Public Warrants being traded in an active market, and of the Private Placement Warrants, is determined using Level 3 inputs. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	As of March 31, 2021	As of June 30, 2021
Volatility	30.0%	27.5%	22.5%
Stock price	$9.55	$9.60	$9.78
Expected life of the options to convert	5	5	5
Risk-free rate	0.65%	1.16%	0.87%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	32,670,000
Change in fair value of derivative warrant liabilities	2,462,880
Derivative warrant liabilities at March 31, 2021	35,132,880
Transfer of Public Warrants to Level 1	(20,175,600)
Change in fair value of derivative warrant liabilities	(823,680)
Derivative warrant liabilities at June 30, 2021	$14,133,600

Note 9 – Subsequent Events

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

Upon the closing of the Initial Public Offering and the Private Placement, $552.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”). The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by us. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Recent Developments

Proposed Business Combination

On July 28, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Athena Pubco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), Athena Merger Sub, Inc., a Delaware corporation, Madeleine Charging B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid), Allego Holding B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Allego”), and, solely with respect to the sections specified therein, E8 Partenaires, a French societe par actions simplifee. Subject to the satisfaction or waiver of the conditions to closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), as described in the Current Report on Form 8-K, filed with the SEC on July 28, 2021, the Transactions will effect an Initial Business Combination between the Company and Allego. The Agreement and the Transactions contemplated thereby were unanimously approved by the boards of directors of each of the Company and Allego.

Results of Operations

Our entire activity from inception through June 30, 2021, was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income primarily in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had an income of approximately $0.3 million, which consisted of approximately $4.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $20,000 of income from investments held in Trust Account, offset by approximately $4.3 million of general and administrative expenses and approximately $49,000 of franchise tax expense.

For the six months ended June 30, 2021, we had a loss of approximately $4.1 million, which consisted of approximately $1.1 million of offering costs – derivative warrant liabilities, approximately $5.1 million of general and administrative expenses, approximately $0.1 million of franchise tax expense offset by, approximately $2.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $36,000 of income from investments held in Trust Account.

Liquidity and Going Concern

As of June 30, 2021, we had approximately $0.7 million in cash and working capital deficit of approximately $2.8 million.

Our liquidity needs prior to the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover for certain offering costs on our behalf in exchange for issuance of our shares of Class B common stock (the “Founder Shares”), and loan proceeds from our Sponsor of approximately $182,000 under an unsecured promissory note (the “Note”). We repaid the Note in full on February 17, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans (see Note 4 to the accompanying financial statements). To date, there were no amounts outstanding under any Working Capital Loans.

We will need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about our ability to continue as a going concern through the Combination Period, which is the date we are required to cease all operations except for the purpose of winding up if we have not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Investments Held in the Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period.  Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the FASB Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants was estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 49,423,215 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet. There were no shares of Class A common stock issued and outstanding at December 31, 2020.

Net Income (Loss) Per Share of Common Stock

Our condensed statements of operations include a presentation of net income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the periods and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters described in in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 3, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of June 30, 2021, this has not been fully remediated.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 3, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In December 2020, 11,500,000 Founder Shares were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.002 per share. In February 2021, our Sponsor forfeited 100,000 Founder Shares back to the Company and the Company issued an aggregate of 100,000 Founder Shares for $0.002 per share, in an amount totaling 50,000 to each of our independent directors. Additionally, in February 2021, the Company effected a dividend of 2,300,000 Founder Shares, resulting in an aggregate of 13,800,000 shares of Class B common stock outstanding. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

From December 23, 2020 (date of inception) through February 11, 2021 (the closing of our Initial Public Offering), we incurred approximately $31.1 million for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of $11,040,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $19,320,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. Prior to the closing of the Initial Public Offering, an affiliate of the Sponsor advanced us $19,320,000 to be used for a portion of the expenses of the Initial Public Offering. A total of $182,000 was repaid upon completion of the Initial Public

Offering out of the $2,000,000 Initial Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on February 10, 2021.

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

10.1

Insider Letter Acknowledgement and Agreement, dated May 3, 2021, between Spartan Acquisition Corp. III and Matthew J. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40022) filed with the SEC on May 7, 2021).

10.2

Indemnification Agreement, dated May 3, 2021, by and between Spartan Acquisition Corp. III and Matthew J. Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40022) filed with the SEC on May 7, 2021).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

_______________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ACQUISITION CORP. III

Date: August 3, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)