Form 10-Q
period 2021-09-30
Spartan Acquisition Corp. III
filed 2021-11-10
CIK 1838527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 55,200,000 shares of Class A common stock, par value $0.0001 per share, and 13,800,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

SPARTAN ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$497,039	$-
Prepaid expenses	1,079,723	-
Total current assets	1,576,762	-
Investments held in Trust Account	552,043,041	-
Deferred offering costs	-	93,774
Total Assets	$553,619,803	$93,774

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit):
Current liabilities:
Accrued expenses	$6,826,806	$70,374
Accounts payable	4,047	-
Franchise tax payable	147,897	450
Total current liabilities	6,978,750	70,824
Derivative warrant liabilities	27,909,600	-
Deferred underwriting commissions	19,320,000	-
Total liabilities	54,208,350	70,824

Commitments and Contingencies

Class A common stock subject to possible redemption; $0.0001 par value; 55,200,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	552,000,000	-

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding, excluding 55,200,000 and no shares subject to redemption as of Septemer 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 13,800,000 shares issued and outstanding	1,380	1,380
Additional paid-in capital	-	23,620
Accumulated deficit	(52,589,927)	(2,050)
Total stockholders' equity (deficit)	(52,588,547)	22,950
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$553,619,803	$93,774

The accompanying notes are an integral part of these condensed financial statements.

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021
General and administrative expenses	$2,393,989	$7,467,435
General and administrative expenses - related party	30,000	76,429
Franchise tax expenses	49,863	147,447
Loss from operations	(2,473,852)	(7,691,311)
Other income (expense)
Offering costs - derivative warrant liabilities	-	(1,068,440)
Change in fair value of derivative warrant liabilities	2,646,000	4,760,400
Interest earned on bank account	45	232
Interest income from investments held in Trust account	7,104	43,041
Net income (loss)	$179,297	$(3,956,078)

Weighted average shares outstanding of Class A common stock	55,200,000	46,909,890
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.07)
Basic and diluted weighted average shares outstanding of Class B common stock	13,800,000	13,529,670
Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	13,800,000	$1,380	$23,620	$(2,050)	$22,950
Accretion of Class A common stock to redemption amount	-	-	-	-	(23,620)	(48,631,799)	(48,655,419)
Net loss	-	-	-	-	-	(4,430,495)	(4,430,495)
Balance - March 31, 2021 (unaudited)	-	-	13,800,000	1,380	-	(53,064,344)	(53,062,964)
Net income	-	-	-	-	-	295,120	295,120
Balance - June 30, 2021 (unaudited)	-	-	13,800,000	1,380	$-	(52,769,224)	(52,767,844)
Net income	-	-	-	-	-	179,297	179,297
Balance - September 30, 2021 (unaudited)	-	$-	13,800,000	$1,380	$-	$(52,589,927)	$(52,588,547)

The accompanying notes are an integral part of these condensed financial statements.

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(3,956,078)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	26,801
Change in fair value of derivative warrant liabilities	(4,760,400)
Offering costs - derivative warrant liabilities	1,068,440
Interest income from investments held in Trust Account	(43,041)
Changes in operating assets and liabilities:
Prepaid expenses	(1,079,723)
Accounts payable	4,047
Accrued expenses	6,367,705
Franchise tax payable	147,447
Net cash used in operating activities	(2,224,802)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(552,000,000)
Net cash used in investing activities	(552,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(181,624)
Proceeds received from initial public offering, gross	552,000,000
Proceeds received from private placement	14,040,000
Offering costs paid	(11,136,535)
Net cash provided in financing activities	554,721,841

Net change in cash	497,039

Cash - beginning of the period	-
Cash - end of the period	$497,039

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$388,727
Offering costs funded with note payable	$154,823
Deferred underwriting commissions in connection with the initial public offering	$19,320,000

The accompanying notes are an integral part of these condensed financial statements.

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 23, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the net proceeds of its Initial Public Offering and Private Placement (described below).

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

Proposed Initial Business Combination

On July 28, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Athena Pubco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“NewCo”), Athena Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Madeleine Charging B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Madeleine Charging”), Allego Holding B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Allego”), and, solely with respect to the sections specified therein, E8 Partenaires, a French societe par actions simplifee (“E8 Investor”). Subject to the satisfaction or waiver of the conditions to closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Transactions will effect an Initial Business Combination between the Company and Allego.

Following the Closing, MergerSub, a wholly owned subsidiary of NewCo, will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of NewCo (the “Surviving Corporation,” and such merger, the “Spartan Merger”), through a reverse triangular merger. Immediately following the Spartan Merger, NewCo will be converted into a Dutch public limited liability company and its articles of association will be amended.

The boards of directors of each of the Company and Allego have unanimously approved the Transactions. The Transactions will require the approval of the stockholders of the Company, the effectiveness of a registration statement on Form F-4 to be filed with the U.S. Securities and Exchange Commission the (“SEC”) in connection with the Transaction (the “Business Combination Registration Statement”), satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The Transaction is expected to close in the fourth quarter of 2021.

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on July 28, 2021, the Company, Sponsor and certain of Sponsor’s executive officers and directors (together with Sponsor, collectively, the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of February 8, 2021, by and among the Company, Sponsor and the Insiders party thereto, pursuant to which each Insider has agreed, effective as of the Closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement such that such Insider will agree not to Transfer (as defined in the Letter Agreement Amendment) any NewCo ordinary shares issued to such Insider in respect of any shares of the Company’s shares of Class A common stock and Class B common stock (the “Company’s Common Stock”) that may be received by such Insider at the Closing upon conversion of the Company’s Founders Shares pursuant to the Business Combination Agreement until (i) six months after the Closing or (ii) earlier if (a) the last reported sale price of NewCo ordinary shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 120 days after the date upon which the Closing occurs (the “Closing Date”), (b) NewCo consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all NewCo’s stockholders having the right to exchange their shares of NewCo ordinary shares for cash, securities, or other property or (c) the board of directors of NewCo determines that the earlier termination of such restrictions is appropriate. Under the Letter Agreement Amendment, each Insider also agreed, effective as of the Closing and subject to certain exceptions, to modified transfer restrictions prohibiting the transfer of any Assumed Warrants, and any NewCo ordinary shares underlying any Assumed Warrants, until 30 days after the Closing Date.

Registration Rights Agreement

In connection with the Closing, NewCo, Sponsor, Madeleine Charging, E8 Investor and certain other holders of NewCo Ordinary Shares (collectively, the “Reg Rights Holders”) will enter into a Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, among other things, NewCo will agree that, within fifteen (15) business days following the Closing, NewCo will file a shelf registration statement to register the resale of certain securities held by the Reg Rights Holders (the “Registerable Securities”). In certain circumstances, Reg Rights Holders that hold

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registerable Securities having an aggregate value of at least $50 million can demand up to three (3) underwritten offerings. Each of the Reg Rights Holders will be entitled to customary piggyback registration rights, subject to certain exceptions, in such case of demand offerings by Madeleine Charging. In addition, under certain circumstances, Madeleine Charging may demand up to three (3) underwritten offerings. Additionally, in connection with the Closing, Spartan, Sponsor and certain other security holders named therein will terminate that certain Registration Rights Agreement, dated February 8, 2021, by and among Spartan, Sponsor and such other security holders.

Furthermore, pursuant to the Registration Rights Agreement, each of Madeleine Charging and E8 Investor will agree to the following lock-up restrictions:

(i)

Madeleine Charging will agree, subject to certain exceptions or with the consent of the board of directors of NewCo, not to Transfer (as defined in the Registration Rights Agreement) securities received by it pursuant to the Business Combination Agreement until the date that is 180 days after the Closing or earlier if, subsequent to the Closing, (A) the last sale price of the NewCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 120 days after the Closing or (B) NewCo consummates a liquidation, merger, stock exchange or other similar transaction which results in all of NewCo’s stockholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property.

(ii)

E8 Investor will agree, subject to certain exceptions, not to Transfer (as defined in the Registration Rights Agreement) securities received by it in the E8 Part B Share Issuance until the date that is 18 months after the Closing or earlier if, subsequent to the Closing, NewCo consummates a liquidation, merger, stock exchange or other similar transaction which results in all of NewCo’s stockholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property.

Founders Stock Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor, Jan C. Wilson and John M. Stice (collectively, the “Founders”) have entered into a Founders Stock Agreement with Spartan, pursuant to which, among other things, (i) in order to effect the conversion at Closing of the Founders’ shares of Spartan Founders Stock into shares of the Company’s Class A Common Stock on a one-for-one basis in accordance with the Business Combination Agreement, each Founder has agreed to waive certain anti-dilution rights it may have with respect to its Spartan Founders Stock under the Spartan Charter, subject to and effectively immediately prior to the Closing, and (ii) each Founder has further agreed (a) to use its reasonable best efforts to consummate the Transactions (including by agreeing to vote all shares of the Company’s Common Stock in favor of the Initial Business Combination and to not redeem any shares of the Company’s Common Stock) and (b) not to transfer any shares of the Company’s Common Stock or Spartan Warrants until the earlier of the Closing and any termination of the Business Combination Agreement in accordance with its terms.

Refer to the Company’s Current Report on Form 8-K, filed with the SEC on July 28, 2021, for more information.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $497,000 in cash and working capital deficit of approximately $5.3 million.

The Company’s liquidity needs prior to the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $182,000 under the Note (as defined in

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K, for the period ended December 31, 2020, filed by the Company with the SEC on March 30, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480. The change in the carrying value of the redeemable Class A common stock at the Initial Public Offering resulted in a decrease of approximately $7.2 million in additional paid-in

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

capital and a charge of approximately $48.6 million to accumulated deficit, as well as a reclassification of 10,840,000 shares of Class A common stock from permanent equity to temporary equity.

There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities..

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and the Private Placement Warrants  are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants was estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 55,200,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet. There were no shares of Class A common stock issued and outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $1.6 million and $431, respectively, with a full valuation allowance against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company’s currently taxable income primarily consists of interest and dividends earned and unrealized gains on investments held in the Trust Account. No

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 23,160,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because they are contingently exercisable, and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$143,438	$35,859	$(3,070,492)	$(885,586)

Denominator:
Basic and diluted weighted average common stock outstanding	55,200,000	13,800,000	46,909,890	13,529,670

Basic and diluted net income (loss) per common stock	$0.00	$0.00	$(0.07)	$(0.07)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method of transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date the Units were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and approximately $76,000 under the administrative services agreement, respectively. As of September 30, 2021 and December 31, 2020, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Note 6 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 55,200,000 shares of Class A common stock issued and outstanding, all of which were subject to redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

The Class A common stock reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross Proceeds	$552,000,000
Less:
Fair value of Public Warrants at issuance	(18,630,000)
Offering costs allocated to Class A common stock subject to possible redemption	(30,025,419)
Plus:
Accretion on Class A common stock subject to possible redemption amount	48,655,419
Class A common stock subject to possible redemption	$552,000,000

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 55,200,000 shares of Class A common stock issued and outstanding,  all of which were subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (see Note 6).. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 13,800,000 shares of Class B common stock issued and outstanding, which such amount having been retroactively restated to reflect the stock dividend in February 2021 as discussed in Note 4.

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Note 8 – Derivative Warrant Liabilities

As of September 30, 2021, there were 13,800,000 and 9,360,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market funds	$552,043,041	$-	$-
Liabilities:
Derivative public warrant liabilities	$15,180,000	$-	$-
Derivative private warrant liabilities	$-	$-	$12,729,600
Total Fair Value	$567,223,041	$-	$12,729,600

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Volatility	20.0%
Stock price	$9.88
Expected life of the warrants	5
Risk-free rate	0.98%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	32,670,000
Change in fair value of derivative warrant liabilities	2,462,880
Derivative warrant liabilities at March 31, 2021	35,132,880
Transfer of Public Warrants to Level 1	(20,175,600)
Change in fair value of derivative warrant liabilities	(823,680)
Derivative warrant liabilities at June 30, 2021	14,133,600
Change in fair value of derivative warrant liabilities	(1,404,000)
Derivative warrant liabilities at September 30, 2021	$12,729,600

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Proposed Initial Business Combination

On July 28, 2021, the Company entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) with Athena Pubco B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“NewCo”), Athena Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Madeleine Charging B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Madeleine Charging”), Allego Holding B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“Allego”), and, solely with respect to the sections specified therein, E8 Partenaires, a French societe par actions simplifee (“E8 Investor”). Subject to the satisfaction or waiver of the conditions to closing (the “Closing”) of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the Transactions will effect an Initial Business Combination between the Company and Allego.

Following the Closing, MergerSub, a wholly owned subsidiary of NewCo, will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of NewCo (the “Surviving Corporation,” and such merger, the “Spartan Merger”), through a reverse triangular merger. Immediately following the Spartan Merger, NewCo will be converted into a Dutch public limited liability company and its articles of association will be amended.

The boards of directors of each of the Company and Allego have unanimously approved the Transactions. The Transactions will require the approval of the stockholders of the Company, the effectiveness of a registration statement on Form F-4 to be filed with the U.S. Securities and Exchange Commission the (“SEC”) in connection with the Transaction (the “Business Combination Registration Statement”), satisfaction of the conditions stated in the definitive agreement and other customary closing conditions. The Transaction is expected to close in the fourth quarter of 2021.

Amendment to Letter Agreement

In connection with the execution of the Business Combination Agreement, on July 28, 2021, the Company, Sponsor and certain of Sponsor’s executive officers and directors (together with Sponsor, collectively, the “Insiders”) entered into an amendment (the “Letter Agreement Amendment”) to that certain Letter Agreement (the “Existing Letter Agreement”) dated as of February 8, 2021, by and among the Company, Sponsor and the Insiders party thereto, pursuant to which each Insider has agreed, effective as of the Closing and subject to certain exceptions, to modify the lock-up restrictions set forth in the Existing Letter Agreement such that such Insider will agree not to Transfer (as defined in the Letter Agreement Amendment) any NewCo ordinary shares issued to such Insider in respect of any shares of the Company’s shares of Class A common stock and Class B common stock (the “Company’s Common Stock”) that may be received by such Insider at the Closing upon conversion of the Company’s Founders Shares pursuant to the Business Combination Agreement until (i) six months after the Closing or (ii) earlier if (a) the last reported sale price of NewCo ordinary shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 120 days after the date upon which the Closing occurs (the “Closing Date”), (b) NewCo consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all NewCo’s stockholders having the right to exchange their shares of NewCo ordinary shares for cash, securities, or other property or (c) the board of directors of NewCo determines that the earlier termination of such restrictions is appropriate. Under the Letter Agreement Amendment, each Insider also agreed, effective as of the Closing and subject to certain exceptions, to modified transfer restrictions prohibiting the transfer of any Assumed Warrants, and any NewCo ordinary shares underlying any Assumed Warrants, until 30 days after the Closing Date.

Registration Rights Agreement

In connection with the Closing, NewCo, Sponsor, Madeleine Charging, E8 Investor and certain other holders of NewCo Ordinary Shares (collectively, the “Reg Rights Holders”) will enter into a Registration Rights Agreement attached as an exhibit to the Business Combination Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, among other things, NewCo will agree that, within fifteen (15) business days following the Closing, NewCo will file a shelf registration statement to register the resale of certain securities held by the Reg Rights Holders (the “Registerable Securities”). In certain circumstances, Reg Rights Holders that hold Registerable Securities having an aggregate value of at least $50 million can demand up to three (3) underwritten offerings. Each of the Reg Rights Holders will be entitled to customary piggyback registration rights, subject to certain exceptions, in such case of demand offerings by Madeleine Charging. In addition, under certain circumstances, Madeleine Charging may demand up to three (3) underwritten offerings. Additionally, in connection with the Closing, Spartan, Sponsor and certain other security holders named therein will terminate that certain Registration Rights Agreement, dated February 8, 2021, by and among Spartan, Sponsor and such other security holders.

Furthermore, pursuant to the Registration Rights Agreement, each of Madeleine Charging and E8 Investor will agree to the following lock-up restrictions:

(i)

Madeleine Charging will agree, subject to certain exceptions or with the consent of the board of directors of NewCo, not to Transfer (as defined in the Registration Rights Agreement) securities received by it pursuant to the Business Combination Agreement until the date that is 180 days after the Closing or earlier if, subsequent to the Closing, (A) the last sale price of the NewCo Ordinary Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 120 days after the Closing or (B) NewCo consummates a liquidation, merger, stock exchange or other similar transaction which results in all of NewCo’s stockholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property.

(ii)

E8 Investor will agree, subject to certain exceptions, not to Transfer (as defined in the Registration Rights Agreement) securities received by it in the E8 Part B Share Issuance until the date that is 18 months after the Closing or earlier if, subsequent to the Closing, NewCo consummates a liquidation, merger, stock exchange or other similar transaction which results in all of NewCo’s stockholders having the right to exchange their NewCo Ordinary Shares for cash, securities or other property.

Founders Stock Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor, Jan C. Wilson and John M. Stice (collectively, the “Founders”) have entered into a Founders Stock Agreement with Spartan, pursuant to which, among other things, (i) in order to effect the conversion at Closing of the Founders’ shares of Spartan Founders Stock into shares of the Company’s Class A Common Stock on a one-for-one basis in accordance with the Business Combination Agreement, each Founder has agreed to waive certain anti-dilution rights it may have with respect to its Spartan Founders Stock under the Spartan Charter, subject to and effectively immediately prior to the Closing, and (ii) each Founder has further agreed (a) to use its reasonable best efforts to consummate the Transactions (including by agreeing to vote all shares of the Company’s Common Stock in favor of the Initial Business Combination and to not redeem any shares of the Company’s Common Stock) and (b) not to transfer any shares of the Company’s Common Stock or Spartan Warrants until the earlier of the Closing and any termination of the Business Combination Agreement in accordance with its terms.

Results of Operations

Our entire activity from inception through September 30, 2021, was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective Initial Business Combination. We will not generate any operating revenues until the closing and completion of our Initial Business Combination. We generate non-operating income primarily in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $179,000, which consisted of approximately $2.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $7,000 of income from investments held in Trust Account, offset by approximately $2.4 million of general and administrative expenses, $30,000 of general and administrative expenses – related party, and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had a net loss of approximately $4.0 million, which consisted of approximately $1.1 million of offering costs – derivative warrant liabilities, approximately $7.5 million of general and administrative expenses, approximately $76,000 of general and administrative expenses – related party, and approximately $0.1 million of franchise tax expense, offset by approximately $4.8 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $43,000 of income from investments held in Trust Account.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $497,000 in cash and working capital deficit of approximately $5.3 million.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The initial fair value of the Public Warrants was estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 55,200,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheet. There were no shares of Class A common stock issued and outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Changes in Internal Control over Financial Reporting

Other than the remediation of our previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $9,320,000, which amount will be payable upon consummation of our Initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were $552,000,000, of which $552,000,000 (or $10.00 per share sold in the Initial Public Offering) was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1#

Business Combination Agreement, dated as of July 28, 2021, by and among Spartan Acquisition Corp. III, Athena Pubco, B.V., Athena Merger Sub, Inc., Madeline Charging B.V., Allege Holding B.V., and, solely with respect to the sections specified therein, E8 Partenaires (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40022) filed with the SEC on July 28, 2021).

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

10.1

Amendment Agreement No. 1 to Letter Agreement, dated as of July 28, 2021, by and among Spartan Acquisition Corp. III, Spartan Acquisition Sponsor III LLC, and each of the undersigned individuals therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40022) filed with the SEC on July 28, 2021).

10.2

Founders Stock Agreement, dated as of July 28, 2021, by and among Spartan Acquisition Corp. III,  Spartan Acquisition Sponsor III LLC, Jan C. Wilson and John M. Stice (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-40022) filed with the SEC on July 28, 2021).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-40022) filed with the SEC on July 28, 2021).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

#	All schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN ACQUISITION CORP. III

Date: November 10, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)