Form 10-Q/A
period 2021-09-30
Spartan Acquisition Corp. III
filed 2021-11-26
CIK 1838527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Spartan Acquisition Corp. III, a Delaware corporation, unless the context otherwise indicates.

Restatement of Notes to Unaudited Condensed Financial Statements

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Spartan Acquisition Corp. III (the “Company”) as of and for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “Q3 Form 10-Q”).

On November 10, 2021, the Company filed its Q3 Form 10-Q for the quarterly period ending September 30, 2021, which is included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies (“Note 2”) to its condensed financial statements that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 11, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements in the Q3 Form 10-Q. Upon re-evaluation of the position taken, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is quantitatively material and that it should restate its previously issued financial statements.

Therefore, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 11, 2021 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021 and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 3, 2021 (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-Q/A.

The changes will have no impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.

i

Internal Control Over Financial Reporting

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4.

Amended Reports

This Form 10-Q/A does not reflect events occurring after the Q3 Form 10-Q’s original filing date of November 10, 2021, and does not modify or update disclosures in the Q3 Form 10-Q’s original filing that may have been affected by subsequent events, except for the effects of the restatement described in Note 2 of Notes to Unaudited Condensed Financial Statements included in Part I, Item 1. Financial Statements. Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.

This Form 10-Q/A reflects amendments to the following items:

●	Part I, Item 1 - Financial Statements

●	Part I, Item 4 - Controls and Procedures

●	Part II, Item 6 - Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1 and 32.1.

ii

iii

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

SPARTAN ACQUISITION CORP. III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	13,800,000	$1,380	$23,620	$(2,050)	$22,950
Accretion of Class A common stock to redemption amount	-	-	-	-	(23,620)	(48,631,799)	(48,655,419)
Net loss	-	-	-	-	-	(4,430,495)	(4,430,495)
Balance - March 31, 2021 (unaudited), as restated – see Note 2	-	-	13,800,000	1,380	-	(53,064,344)	(53,062,964)
Net income	-	-	-	-	-	295,120	295,120
Balance - June 30, 2021 (unaudited), as restated – see Note 2	-	-	13,800,000	1,380	$-	(52,769,224)	(52,767,844)
Net income	-	-	-	-	-	179,297	179,297
Balance - September 30, 2021 (unaudited)	-	$-	13,800,000	$1,380	$-	$(52,589,927)	$(52,588,547)

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (As Restated)

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021 (the “Post-IPO Balance Sheet”) and Quarterly Reports on Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, as well as to reflect the changes in its earnings per share. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this Form 10-Q/A.

The impact of the restatement to the Post-IPO Balance Sheet is presented below.

As of February 11, 2021:	As Previously Reported	Adjustment	As Restated
Total assets	$555,026,800	$-	$555,026,800
Total liabilities	52,750,225	-	52,750,225
Class A common stock subject to possible redemption	497,276,570	54,723,430	552,000,000
Preferred stock, par value $0.0001	-	-	-
Class A common stock, par value $0.0001	(105)	105	-
Class B common stock, par value $0.0001	1,380	-	1,380
Additional paid-in capital	6,091,736	(6,091,736)	-
Accumulated deficit	(1,093,006)	(48,630,419)	(49,723,425)
Total stockholders’ equity (deficit)	5,000,005	(54,723,430)	(49,723,425)
Total liabilities, Class A common stock subject to possible redemption and Total stockholders' equity (deficit)	$555,026,800	$-	$555,026,800

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$554,614,387	$-	$554,614,387
Total liabilities	55,677,351	-	55,677,351
Class A common stock subject to possible redemption	493,937,030	58,062,970	552,000,000
Preferred stock, par value $0.0001	-
Class A common stock, par value $0.0001	581	(581)	-
Class B common stock, par value $0.0001	1,380	-	1,380
Additional paid-in capital	9,430,590	(9,430,590)	-
Accumulated deficit	(4,432,545)	(48,631,799)	(53,064,344)
Total stockholders’ equity (deficit)	5,000,006	(58,062,970)	(53,062,964)
Total liabilities, Class A common stock subject to possible redemption and Total stockholders' equity (deficit)	$554,614,387	$-	$554,614,387

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$497,276,570	$(497,276,570)	$ -
Change in value of Class A common stock subject to possible redemption	$(3,339,540)	$3,339,540	$ -

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited):	As Previously Reported	Adjustment	As Restated
Total assets	$554,006,496	$-	$554,006,496
Total liabilities	54,774,340	-	54,774,340
Class A common stock subject to possible redemption	494,232,150	57,767,850	552,000,000
Preferred stock, par value $0.0001	-	-	-
Class A common stock, par value $0.0001	578	(578)	-
Class B common stock, par value $0.0001	1,380	-	1,380
Additional paid-in capital	9,135,473	(9,135,473)	-
Accumulated deficit	(4,137,425)	(48,631,799)	(52,769,224)
Total stockholders’ equity (deficit)	5,000,006	(57,767,850)	(52,767,844)
Total liabilities, Class A common stock subject to possible redemption and Total stockholders' equity (deficit)	$554,006,496	$-	$554,006,496

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$497,276,570	$(497,276,570)	$ -
Change in value of Class A common stock subject to possible redemption	$(3,044,420)	$3,044,420	$ -

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited):
Net loss	$(4,430,495)	$-	$(4,430,495)
Weighted average shares outstanding	55,200,000	(25,146,667)	30,053,333
Basic and diluted loss per share	$-	$(0.10)	$(0.10)
For the three months ended June 30, 2021 (unaudited)
Net income	$295,120	$-	$295,120
Weighted average shares outstanding	55,200,000	-	55,200,000
Basic and diluted earnings per share	$-	$-	$0.00
For the six months ended June 30, 2021 (unaudited)
Net loss	$(4,135,375)	$-	$(4,135,375)
Weighted average shares outstanding	55,200,000	(12,503,867)	42,696,133
Basic and diluted loss per share	$-	$(0.07)	$(0.07)

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021 (unaudited)
Net loss	$(4,430,495)	$-	$(4,430,495)
Weighted average shares outstanding	12,980,000	-	12,980,000
Basic and diluted loss per share	$(0.34)	$(0.24)	$(0.10)
For the three months ended June 30, 2021 (unaudited)
Net income	$295,120	$-	$295,120
Weighted average shares outstanding	13,800,000	-	13,800,000
Basic and diluted earnings per share	$0.02	$(0.02)	$0.00
For the six months ended June 30, 2021 (unaudited)
Net loss	$(4,135,375)	$-	$(4,135,375)
Weighted average shares outstanding	13,392,265	-	13,392,265
Basic and diluted loss per share	$(0.31)	$0.24	$(0.07)

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Underwriting Agreement

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SPARTAN ACQUISITION CORP. III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

References to the “Company,” “our,” “us” or “we” refer to Spartan Acquisition Corp. III. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q/Aincludes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 11, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 3, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SPARTAN ACQUISITION CORP. III

Date: November 26, 2021	By:	/s/ Geoffrey Strong
	Name:	Geoffrey Strong
	Title:	Chief Executive Officer
(Principal Executive Officer)